Form 10KSB
period 1996-02-29
MEDI DATA INTERNATIONAL INC
filed 1996-06-04
CIK 737298

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB



             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended February 29, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from_______ to________
                         Commission File No. 2-88678-NY

                          MEDI-DATA INTERNATIONAL, INC.

                 (Name of small business issuer in its charter)

   NEW YORK                                                    11-2653474
(State or other jurisdiction of incorporation)              (I.R.S. Employer
                                                            Identification No.)

                20 RED GROUND ROAD, OLD WESTBURY, NEW YORK 11568
                    (Address of principal executive offices)

                   Issuer's telephone number:  (516) 997-1155
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

 Number of shares outstanding of the issuer's common equity, as of May 28, 1996
      (exclusive of securities convertible into common equity) :  9,212,551

                                     PART 1

ITEM 1.  BUSINESS DEVELOPMENT

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 1996 and 1995, the Company had no operations or income from operations.

During the year ended February 29, 1996, the Company invested in marketable securities which resulted in realized gains of $74,004. At February 29, 1996 all of the marketable securities have been sold.

The company is presently seeking to acquire an operating company either for cash, stock or a combination thereof. There are no present agreements or understandings with respect to such an acquisition nor can there be any assurance that the Company can make such an acquisition in the near future.

ITEM 2.  PROPERTIES

The Company does not lease or own any properties.

ITEM 3.  LEGAL PROCEEDINGS

To the Company's knowledge, there is no legal proceeding pending to which the Company is a party or to which any of their properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since the Company ceased operations in April 1988, currently there is no market for the Company's Common Stock. The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "MDAD", but no reported public trades occurred during the fiscal year ended February 29, 1996.

The Company has paid no dividends, either in cash or in stock. It is unlikely that the Company will pay any dividends as it has ceased operations as of April 1988.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The Company ceased all operations in April 1988, however in 1995, the Company invested in marketable securities which resulted in a realized gain for the year ended February 29, 1996 of $74,004. For the fiscal year ended February 28, 1996, the Company had net income of $2,665 versus a net loss of $29,192 for the fiscal year ended February 28, 1995. In January 1994 the Company received a loan from Terry Brooks, a principal shareholder, of $100,000 which was repaid in
July 1995 from the proceeds of the sale of marketable securities.   The loan
bore interest at ten percent per annum.  In addition, David Brooks' IRA
(related party) assumed a $25,000 loan from Marc Gold, the former president of the company. This loan bore the same interest rate and was also repaid in July 1995 from the proceeds of the sale of the marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company ceased all previous operations in April 1988, and realized only interest income and gain on securities in the current period. The company had a net income for the fiscal year ended February 1996 of $2,665 and net loss for the fiscal year ended 1995 of $29,193. At the end of the fiscal year, February 1996 and 1995, the Company has a shareholders' deficiency of $1,057,572 and $1,060,235 respectively.

ITEM 7. FINANCIAL STATEMENTS.

The Company's financial statements are set forth herein immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
No disagreements or changes occurred.

                          MEDI-DATA INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                                   YEARS ENDED
                           FEBRUARY 28, 1996 AND 1995

                                    CONTENTS


                                                                 Page
                                                                 ----

INDEPENDENT AUDITORS' REPORTS                                    F-1

FINANCIAL STATEMENTS:
     Balance Sheets                                              F-2
     Statements of Operations                                    F-3
     Statements of Shareholders' Deficiency in Assets            F-4
     Statements of Cash Flows                                    F-5
     Notes to Financial Statements                               F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheets of Medi-Data International, Inc. as of February 28, 1996 and 1995 and the related statements of operations, shareholders' deficiency in assets and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





Capraro, Centofranchi, Kramer & Co., P.C.
South Huntington, New York
May 16, 1996

                          MEDI-DATA INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                        February 28,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------

                                     ASSETS

CURRENT ASSETS
  Cash, including money market funds of $63
    and $58,050 in 1996 and 1995, respectively   $       845    $    58,476
  Due from shareholder                                 6,250           -
                                                 -----------    -----------

     TOTAL ASSETS                                $    7, 095    $    58,476
                                                 -----------    -----------
                                                 -----------    -----------


               LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
  Due to shareholders                            $      -       $   125,000
  Accrued expenses and other current
   liabilities                                        61,500         15,546
                                                 -----------    -----------

     Total Current Liabilities                        61,500        140,546
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
  Common stock, $.001 par value 50,000,000
   shares authorized, 9,213,051 issued and
   outstanding                                         9,213          9,150
  Additional paid-in capital                         993,954        969,017
  Accumulated Deficit                             (1,057,572)    (1,060,237)
                                                 -----------    -----------
     Total Shareholders' Deficiency in Assets        (54,405)       (82,070)
                                                 -----------    -----------

     TOTAL LIABILITIES AND
      SHAREHOLDERS' DEFICIENCY IN ASSETS         $     7,095    $    58,476
                                                 -----------    -----------
                                                 -----------    -----------






                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS

                                                     For the years ended
                                                 --------------------------
                                                        February 28,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------

  Costs & Expenses:
    Selling, general and administrative,
     including interest expense of
     $ 8,502 and $15,251 in 1996 and 1995,
     respectively                                 $   71,747     $    11,434
                                                 -----------    -----------

  Loss before other income and state
      income taxes                                   (71,747)       (11,434)
                                                 -----------    -----------

  Other Income (Expenses):
     Realized gain (loss) on sale of
      marketable securities                           74,004        (21,345)
     Interest and dividend income                      1,365          3,817
                                                 -----------    -----------
       Total Other Income (Expenses)                  75,369        (17,528)
                                                 -----------    -----------


     Income (Loss) before state income taxes           3,622        (28,962)

     State income taxes                                  957            231
                                                 -----------    -----------

     Net Income (Loss)                           $     2,665    $   (29,193)
                                                 -----------    -----------
                                                 -----------    -----------

  Income (Loss) per share                        $    0.0003    $   (0.0032)
                                                 -----------    -----------
                                                 -----------    -----------


                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                STATEMENTS OF SHAREHOLDERS' DEFICIENCY IN ASSETS
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995


                                                                                        Capital
                                                               Common Shares           in excess                        Total
                                                        ------------------------        of par      Accumulated     Shareholders'
                                                          Shares          Amount         value        Deficit          Equity
                                                          ------          ------         -----        -------          ------

    Balance, February 28, 1994                          9,170,051        $ 9,170       $972,997    $(1,031,044)      $(48,877)


Surrender and retirement of common shares
 previously issued in lieu of payment for
 legal services                                           (20,000)           (20)        (3,980)                       (4,000)

Net loss for the year ended February 28, 1995                -              -              -           (29,193)       (29,193)
                                                        ---------        -------       --------    -----------       --------


    Balance, February 28, 1995                          9,150,051          9,150        969,017     (1,060,237)       (82,070)


Issuance of common stock                                   62,500             63         24,937                        25,000

Net income for the year ended February 29, 1996              -              -              -             2,665          2,665
                                                        ---------        -------       --------    -----------       --------


    Balance, February 29, 1996                          9,212,551       $  9,213       $993,954    $(1,057,572)      $(54,405)
                                                        ---------        -------       --------    -----------       --------
                                                        ---------        -------       --------    -----------       --------



                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                     For the years ended
                                                 --------------------------
                                                        February 28,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                $   2,665       $(29,193)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Realized (gain) loss on sale of marketable
     securities                                      (74,003)        21,345
    Net proceeds from trading securities              74,003
    Common stock issued in lieu of payment
     for professional fees                              -            (4,000)
  Increase (decrease) in:
     Accrued expenses and other current
      liabilities                                     45,953         10,224
                                                   ---------       --------
  Net cash used by operating activities               48,618         (1,624)
                                                   ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for marketable securities                               (473,128)
  Proceeds from sales of marketable securities          -           451,783
                                                   ---------       --------
  Net cash used by investing activities                 -           (21,345)
                                                   ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock              25,000
  Repayment of shareholders' loans                  (125,000)
  Net shareholder advances                            (6,250)          -
                                                   ---------       --------
  Net cash provided by financing activities         (106,250)          -
                                                   ---------       --------

NET INCREASE (DECREASE) IN CASH                      (57,632)       (22,969)

CASH - BEGINNING                                      58,477         81,446
                                                   ---------       --------

CASH -  END                                        $     845       $ 58,477
                                                   ---------       --------
                                                   ---------       --------

                       SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and taxes was as follows:

        Interest                                   $  27,751     $    2,751
        Taxes                                            957            231


Additionally, during the year ended February 28, 1994, the Company had a non-cash operating and financing activity when it issued 20,000 shares of common stock in lieu of payment of $4,000 of professional fees. This was reversed in the year ended February 28, 1995 when the shares were surrendered to the Company and cancelled.


                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     HISTORY

     The Company was incorporated under the laws of the State of New York. The Company ceased all activity during the year ended February 28, 1989. In February 1993, the Company's majority ownership changed when one individual purchased approximately 89% of the outstanding common shares of the Company. In November 1993, this 89% ownership was purchased by a different individual and his family members. In January 1994, this individual sold 2,500,000 shares each (approximately 55% of the outstanding stock of the Company) to his wife and another individual, Marc Gold, who became president of the Company. In September 1994, this individual re-purchased Marc Gold's shares. The new management acquired the stock of the Company as a vehicle to purchase other companies, if and when such acquisitions become feasible.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PER SHARE DATA

     Loss per share is based on the weighted average number of shares of common stock outstanding during each period.


2.   DUE TO/FROM SHAREHOLDERS

     Due to shareholders included two loans made by the two majority shareholders who provided loans in the amounts of $100,000 and $25,000. These loans bore interest at 10% per annum, and were paid in full in July 1995.

3.   RELATED PARTY TRANSACTIONS

     Included in the statement of operations for the year ended February 29, 1996 is $60,000 of management fees paid to a company who is owned by a majority shareholder of the Company.


4.   INCOME TAXES

     Federal income taxes have been offset in full, as the company has operating losses carryforwards for tax purposes. The Company's net operating losses have been substantially reduced in accordance with Internal Revenue Code 382. State income taxes are based upon capital-based minimum taxes.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information as of February 29, 1996 with respect to the officers and directors of the Company:

                         YEAR FIRST APPOINTED
NAME                     AGE            DIRECTOR           OFFICE HELD

Terry Brooks             42             1994                 President

Herbert Brooks           70             1994                 Secretary

The term of office of each of the above directors, pursuant to the By-laws of the Company, will continue until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified.

TERRY BROOKS is President and a director of the Company. Ms. Brooks has been President of the company since September 27, 1994 when Marc Gold resigned. Ms. Brooks has served as a director of the Company since January 24, 1994 when she became a principal shareholder of the Company. Ms. Brooks for more than the past six years has been principally engaged in management of her personal investments.

HERBERT BROOKS is Secretary and director of the Company since November 15, 1994. Mr. Brooks for more than the past five years has been the President of the Hockley Group, an advertising company located in Toronto. Herbert Brooks is the Uncle of Terry Brooks' husband.

ITEM 10.  EXECUTIVE COMPENSATION.

No officer or director of the Company received compensation as salary during the fiscal years ended February 28, 1996 and 1995.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of the Company's common stock as of May 1, 1996 for each person known by the Company to beneficially own more than five percent of the shares of outstanding common Stock, each of the Company's directors, and each of the executive officers listed in Item 9.

NAME OF INDIVIDUAL                     NO. OF SHARES       % OF OUTSTANDING
OR IDENTITY OF GROUP                     OWNED(1)              COMMON STOCK


Terry Brooks                            5,000,000(2)                     60%

David Brooks IRA                        2,500,000(3)                     27%

All Officers and Directors
as a Group (2 people)                   5,000,000(2)                     60%


1 - Based on the information furnished by the beneficial owners. Except as otherwise indicated herein, each beneficial owner has sole voting power and sole investment power with respect to all shares owned.

2 - Includes 3,000,000 shares held by Ms. Brooks as custodian for her minor children.

3 - David Brooks is the husband of Terry Brooks.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

As noted in Item 6 the principal shareholder, Terry Brooks loaned to the Company $100,000 in January 1994, bearing interest at the rate of ten percent per annum which was subsequently repaid in July of 1995. Ms. Brooks' husband's IRA assumed a $25,000 loan from Marc Gold, the former president of the company.
This loan was at the same interest rate and was also repaid in July 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May 28, 1996                    MEDI DATA INTERNATIONAL, INC INC.


                                        /S/ TERRY BROOKS
                                        ----------------
                                        Terry Brooks, Chairman of the Board