Form 10KSB/A
period 1995-02-28
MEDI DATA INTERNATIONAL INC
filed 1996-08-14
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Form 10-KSB/A NO. 1



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended February 28, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES   EXCHANGE   ACT  OF  1934  [No  Fee Required]

                For the transition period from_______ to________

                         Commission File No. 2-88678-NY

                          MEDI-DATA INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

       New York                                          11-2653474
(State or other jurisdiction                      (I.R.S. Employer
of incorporation)                                 Identification No.)

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


Number of shares outstanding of the issuer's common equity, as of August 1, 1996
      (exclusive of securities convertible into common equity): 9,212,551

This filing Form 10-KSB/A No. 1 amends the Annual Report on Form 10-KSB dated May 26, 1995 of Medi-Data International Inc. (the Company). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of such report on Form 10-KSB dated May 26, 1995 (The "Form 10-KSB"), as set forth below:

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company ceased all operations in April 1988. At the end of the Company's fiscal year in February 1995, the Company had a shareholder deficiency in assets of $29,192. The Company has a loan agreement with Terry Brooks, a principal shareholder, to lend up to $100,000 to the Company. In January 1994, concurrent with a change of ownership, Terry Brooks, principal shareholder and director, loaned the Company $100,000. This loan bears interest at 10% per annum and is secured by substantially all the assets of the Company. In addition, Terry Brooks' IRA assumed a $25,000 loan from Marc Gold, the former president of the Company. This loan is at the same interest rate. The proceeds of the loans were used to prepay outstanding indebtedness to former shareholders. The loans have been extended and are due July 1996.


Item  11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows with respect to each officer and director and as to each shareholder owning more than 5% of the Company's Common Stock beneficially owned by them as of August 1, 1996.

Name of Individual                    No. of Shares            % of Outstanding
Or Identity of Group                     Owned (1)               Common Stock

Terry Brooks                             5,500,000 (2)                60%

Terry Brooks IRA                         2,500,000                    27%
=====

All Officers and Directors (2 people)    5,500,000 (2)                60%

(1) - Based on the information furnished by the beneficial owners. Except as otherwise indicated herein, each beneficial owner has sole voting power and sole investment power with respect to all shares owned.

(2) - Includes 3,000,000 shares held by Ms. Brooks as custodian for her minor children.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  August 1, 1996                            MEDI DATA INTERNATIONAL, INC.


                                                  /S/ TERRY BROOKS
                                                  Terry Brooks, President