Form 10KSB/A
period 1996-02-29
MEDI DATA INTERNATIONAL INC
filed 1996-08-14
CIK 737298

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


Number of shares outstanding of the issuer's common equity, as of August 1, 1996
      (exclusive of securities convertible into common equity) : 9,212,551

This filing Form 10-KSB/A No. 1 amends the Annual Report on Form 10-KSB dated May 28, 1996 of Medi-Data International Inc. (the Company). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of such report on Form 10-KSB dated May 28, 1996 (The "Form 10-KSB"), as set forth below:

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


Name of Individual                       No. of Shares          % of Outstanding
Or Identity of Group                       Owned (1)              Common Stock

Terry Brooks                              5,500,000 (2)                60%
Terry Brooks IRA                          2,500,000                    27%
=====
All Officers and Directors (2 people)     5,500,000 2                  60%

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