Form 10QSB
period 1996-08-30
MEDI DATA INTERNATIONAL INC
filed 1996-10-10
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the quarter ended August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from_______ to________

                         Commission File No. 2-88678-NY

                          MEDI-DATA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

     New York                                         11-2653474
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation)                                  Identification No.)

                20 Red Ground Road, Old Westbury, New York 11568
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (516) 997-1155
--------------------------------------------------------------------------------
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

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

Number of shares outstanding of the issuer's common equity, as of September 25, 1996 (exclusive of securities convertible into common equity): 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the quarters ended August 31, 1996 and 1995 and for the years ended February 28, 1996 and 1995, the Company had no operations or income from operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Since the Company ceased operations in April 1988, currently there is no market for the Company's Common Stock. The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "MDAD", but no reported public trades occurred during the six months ended August 30, 1996.

The Company has paid no dividends, either in cash or in stock. It is unlikely that the Company will pay any dividends as it has ceased operations as of April 1988.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The Company ceased all operations in April 1988. The Company only paid the $250 SEC filing fee for the 10Q and received $1 of interest income for the six months ended August 31, 1996. There was no activity for the first quarter ended May 31, 1996. During the second quarter of 1995 the Company had invested in marketable securities which resulted in an $124,381 gain on the sale of securities. The three months ended August 31, 1995 had a net income of $117,492 with net income for the six months ended August 31, 1995 of $ 113,641.

In 1995, the Company invested in marketable securities which resulted in a realized gain for the year ended February 29, 1996 of $74,004. The Company had no investments in securities for the current year. For the year ended February 28, 1996, the Company had net income of $2,665 versus a net loss of $29,192 for the fiscal year ended February 28, 1995.

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

Liquidity and Capital Resources
The Company ceased all previous operations in April 1988, and for the six months ended August 31, 1996 and 1995 the company had no operations or income from operations. During the quarter ended August 31, 1995 the Company invested in marketable securities and the proceeds were used to pay the shareholder loans in full. All securities were sold by the fiscal year end of February 1996, and the Company does not has not made any additional investments. In the previous fiscal year, February 29, 1996 the Company realized only interest income and gain on securities. The company had a net income for the fiscal year ended February 1996 of $2,665 and net loss for the fiscal year ended 1995 of $29,193. At August 31, 1996 and 1995 the Company has a shareholders' deficiency of $1,057,822 and $ 946,596. At the end of the fiscal year, February 1996 and 1995, the Company has a shareholders' deficiency of $1,057,572 and $1,060,235 respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. No disagreements or changes occurred.

                                       MEDI-DATA INTERNATIONAL, INC.
                                              BALANCE SHEETS

                                                                               Unaudited
                                                                               August 31,    February 29,
                                                                                  1996           1996
                                                                             -----------    -----------
                         ASSETS
CURRENT ASSETS
   Cash, including money market funds of $63                                 $       196    $       845
   Prepaid income taxes                                                              293           --
   Due from shareholder                                                            5,650          6,250
                                                                             -----------    -----------
         TOTAL ASSETS                                                        $     6,139    $     7,095
                                                                             ===========    ===========





                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
   Due to shareholders                                                       $      --      $      --
   Accrued expenses and other current liabilities                                 60,793         61,500
                                                                             -----------    -----------

         Total Current Liabilities                                                60,793         61,500
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
   Common stock, $.001 par value 50,000,000 shares authorized,
    9,213,051 issued and outstanding                                               9,213          9,213
   Additional paid-in capital                                                    993,954        993,954
   Accumulated Deficit                                                        (1,057,821)    (1,057,572)
                                                                             -----------    -----------
         Total Shareholders' Deficiency in Assets                                (54,654)       (54,405)
                                                                             -----------    -----------

         TOTAL LIABILITIES AND
           SHAREHOLDERS' DEFICIENCY IN ASSETS                                $     6,139    $     7,095
                                                                             ===========    ===========

                            MEDI-DATA INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS

                                                         For the three months ended
                                                                  August 31,
                                                         --------------------------
                                                             1996           1995
                                                        -----------    ------------
Costs & Expenses:
  Selling, general and administrative, including
      interest expense of 7,800 in 1995                 $       250    $     4,550
                                                        -----------    -----------

      Loss before other income and state income taxes          (250)        (4,550)
                                                        -----------    -----------

Other Income (Expenses):
  Interest and dividend income                                    1            342
  Realized gain on sale of securities                                      124,381
  Unrealized loss on securities                                --           (2,252)
                                                        -----------    -----------
  Total Other Income (Expense)                                    1        122,471

      Income (Loss) before state income taxes                  (249)       117,921

State income taxes                                             --              429
                                                        -----------    -----------

      Net Income (Loss)                                        (249)       117,492

      Accumulated Deficit - beginning                    (1,057,572)    (1,064,088)
                                                        -----------    -----------

      Accumulated Deficit - end                         $(1,057,821)   $  (946,596)
                                                        ===========    ===========

Income (Loss) per share                                 $      0.00    $      0.01
                                                        ===========    ===========

Primary and Fully Diluted Shares                          9,212,551      9,212,551

                            MEDI-DATA INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS



                                                         For the Six Months Ended
                                                                August 31,
                                                        ---------------------------
                                                             1996           1995
                                                        -----------   -------------
Costs & Expenses:
  Selling, general and administrative, including
      interest expense of 7,800 in 1995                 $       250    $     8,806
                                                        -----------    -----------

      Loss before other income and state income taxes          (250)        (8,806)
                                                        -----------    -----------

Other Income (Expenses):
  Interest and dividend income                                    1            854
  Realized gain on sale of securities                                      124,381
  Unrealized loss on securities                                --           (2,252)
                                                        -----------    -----------
  Total Other Income (Expense)                                    1        122,983

      Income (Loss) before state income taxes                  (249)       114,177

State income taxes                                             --              536
                                                        -----------    -----------

      Net Income (Loss)                                        (249)       113,641

      Accumulated Deficit - beginning                    (1,057,572)    (1,060,237)
                                                        -----------    -----------

      Accumulated Deficit - end                         $(1,057,821)   $  (946,596)
                                                        ===========    ===========

Income (Loss) per share                                 $      0.00    $      0.01
                                                        ===========    ===========

Primary and Fully Diluted Shares                          9,212,551      9,212,551

                                 MEDI-DATA INTERNATIONAL, INC.
                               UNAUDITED STATEMENTS OF CASH FLOWS


                                                          FOR THE SIX MONTHS ENDED AUGUST 31,
                                                          -----------------------------------
                                                                    1996         1995
                                                                 ---------    ---------
Cash flows from operating activities

   Net Income (Loss)                                             $    (249)   $ 113,641
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities
   (Increase) Decrease In:
   Prepaid income taxes                                               (293)
   Other Assets                                                        600       (6,250)
   Marketable Securities                                                        (96,540)
   Increase (decrease) in:
   Accrued expenses and other current liabilities                     (707)      35,760
                                                                 ---------    ---------
   Net cash used in operating activities                              (649)      46,611

Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                25,000
   Repayment of shareholders' loans                                   --       (125,000)
                                                                 ---------    ---------
         Net cash used in financing activities                           0     (100,000)
                                                                 ---------    ---------


   Net increase (decrease) in cash and cash equivalents               (649)     (53,389)

   Cash and cash equivalents - beginning                               845       58,476
                                                                 ---------    ---------

   Cash and cash equivalents - end                               $     196    $   5,087
                                                                 =========    =========


                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION

         The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of May 31, 1996 and 1995 and for the periods then ended. The financial statements should be read in conjunction with the audited financials and the related notes thereto included in the Company's 10-K for the year ended February 29, 1996, as previously filed with the Securities and Exchange Commission.

         PER SHARE DATA

         Loss per share is based on the weighted average number of shares of common stock outstanding during each period.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information as of September 25, 1996 with respect to the officers and directors of the Company:

                                    Year First Appointed
Name                       Age           Director                Office Held
----                       ---           --------                -----------

Terry Brooks               42             1994                    President

Gary Nadelman              44             1996                    Secretary

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

GARY NADELMAN is Secretary and a director of the Company. Mr. Nadelman has been the president of Synari Inc., of New York, NY, a privately held manufacturer of women's sportswear and other apparel, for more than five years.


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the six months ended August 31, 1991 and 1995 nor during the fiscal years ended February 28, 1996 and 1995.

Item  11. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth the beneficial ownership of the Company's common stock as of September 16, 1996 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in
Item 9.

Name of Individual                         No. of Shares       % of Outstanding
Or Identity of Group                          Owned (1)          Common Stock
--------------------                          ---------          ------------

Terry Brooks                                5,500,000 (2)             60%

Terry Brooks IRA                            2,500,000                 27%

All Officers and Directors
as a Group (2 people)                       5,500,000 (2)             60%


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

Dated:  September 25, 1996                     MEDI DATA INTERNATIONAL, INC.


                                               /S/ TERRY BROOKS
                                                   ------------
                                                   Terry Brooks
                                                   President