Form 10QSB
period 1996-05-31
MEDI DATA INTERNATIONAL INC
filed 1996-10-15
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the quarter ended May 31, 1996

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

Number of shares outstanding of the issuer's common equity, as of September 16, 1996 (exclusive of securities convertible into common equity): 9,212,551

                                     Part 1


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For quarter ended May 31, 1996 and 1995 and for the years ended February 28, 1996 and 1995, the Company had no operations or income from operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Since the Company ceased operations in April 1988, currently there is no market for the Company's Common Stock. The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "MDAD", but no reported public trades occurred during the quarter ended May 31, 1996.

The Company has paid no dividends, either in cash or in stock. It is unlikely that the Company will pay any dividends as it has ceased operations as of April 1988.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company ceased all operations in April 1988. There was no activity for the quarter ended May 31, 1996, however for the quarter ended May 31, 1995 there was a 3,851 loss which was primarily the result of interest expense on Medi-Data's shareholder loan.

In 1995, the Company invested in marketable securities which resulted in a realized gain for the year ended February 29, 1996 of $74,004. The Company has no investments in securities during the current year. For the fiscal year ended February 28, 1996, the Company had net income of $2,665 versus a net loss of $29,192 for the fiscal year ended February 28, 1995.

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

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and was inactive during the quarter ended May 31, 1996 with no income or loss. In the previous fiscal year, February 29, 1996 the Company realized only interest income and gain on securities. The company had a net income for the fiscal year ended February 1996 of $2,665 and net loss for the fiscal year ended 1995 of $29,193. The Company invested in marketable securities during the fiscal year ended February 1996. All investments were sold before February 29, 1996. Therefore, the Company has no investment activity or interest income on these investments for the current year. At May 31, 1996 and 1995 the Company has a shareholders' deficiency of $1,057,572 and $1,064,088. At the end of the fiscal year, February 1996 and 1995, the Company has a shareholders' deficiency of $1,057,572 and $1,060,235 respectively.

Item 7.  Financial Statements.

The Company's financial statements are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. No disagreements or changes occurred.

                                MEDI-DATA INTERNATIONAL, INC.
                                       BALANCE SHEETS

                                                                   Unaudited
                                                                    May 31,     February 29,
                                                                     1996          1996
                                                                    ------        ------
                                     ASSETS
CURRENT ASSETS
   Cash, including money market funds of $63                     $        63    $       845
   Prepaid income taxes                                                  293           --
    Due from shareholder                                               6,250          6,250
                                                                 -----------    -----------
         TOTAL ASSETS                                            $    6, 606    $     7,095
                                                                 ===========    ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
   Due to shareholders                                           $      --      $      --
   Accrued expenses and other current liabilities                     61,011         61,500
                                                                 -----------    -----------

         Total Current Liabilities                                    61,011         61,500
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
   Common stock, $.001 par value 50,000,000 shares authorized,
    9,213,051 issued and outstanding                                   9,213          9,213
   Additional paid-in capital                                        993,954        993,954
   Accumulated Deficit                                            (1,057,572)    (1,057,572)
                                                                 -----------    -----------
         Total Shareholders' Deficiency in Assets                    (54,405)       (54,405)
                                                                 -----------    -----------

         TOTAL LIABILITIES AND
           SHAREHOLDERS' DEFICIENCY IN ASSETS                    $     6,606    $     7,095
                                                                 ===========    ===========

                           MEDI-DATA INTERNATIONAL, INC.
                              STATEMENTS OF OPERATIONS



                                                        For the three months ended
                                                                   May 31,
                                                        --------------------------
                                                            1996             1995
                                                        -----------    -----------
Costs & Expenses:
  Selling, general and administrative, including
      interest expense of 3,125 in 1995                 $      --      $     4,256
                                                        -----------    -----------

      Loss before other income and state income taxes          --           (4,256)
                                                        -----------    -----------

Other Income (Expenses):
               Interest and dividend income                    --              512
                                                        -----------    -----------

      Income (Loss) before state income taxes                     0         (3,744)

State income taxes                                             --              107
                                                        -----------    -----------

      Net Income (Loss)                                           0         (3,851)

      Accumulated Deficit - beginning                    (1,057,572)    (1,060,237)
                                                        -----------    -----------

      Accumulated Deficit - end                         $(1,057,572)   $(1,064,088)
                                                        ===========    ===========

Income (Loss) per share                                 $      0.00    $    (0.001)
                                                        ===========    ===========

Primary and Fully Diluted Shares                          9,212,551      9,212,488

                             MEDI-DATA INTERNATIONAL, INC.
                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                           FOR THE THREE MONTHS ENDED MAY 31,
                                                           ----------------------------------
                                                                    1996        1995
                                                                 --------    --------
Cash flows from operating activities

   Net Income (Loss)                                             $   --      $ (3,851)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities
   (Increase) decrease in:
   Prepaid income taxes                                              (293)       --
   Increase (decrease) in:
   Accrued expenses and other current liabilities                    (489)      3,231
                                                                 --------    --------
   Net cash used in operating activities                             (782)       (620)


   Net increase (decrease) in cash and cash equivalents              (782)       (620)

   Cash and cash equivalents - beginning                              845      58,476
                                                                 --------    --------

   Cash and cash equivalents - end                               $     63    $ 57,856
                                                                 ========    ========

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995

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

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information as of September 16, 1996 with respect to the officers and directors of the Company:

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


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the quarter ended May 31, 1991 and 1995 nor during the fiscal years ended February 28, 1996 and 1995.

Item  11. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth the beneficial ownership of the Company's common stock as of September 16, 1996 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in
Item 9.

Name of Individual                    No. of Shares        % of Outstanding
Or Identity of Group                     Owned(1)            Common Stock
--------------------                     --------            ------------

Terry Brooks                           5,500,000 (2)              60%

Terry Brooks IRA                       2,500,000                  27%

All Officers and Directors
as a Group (2 people)                  5,500,000 (2)              60%


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

Dated:  September 16, 1996                       MEDI DATA INTERNATIONAL, INC.


                                                 /S/ TERRY BROOKS
                                                     ------------
                                                     Terry Brooks
                                                     President