Form 10QSB
period 1996-11-30
MEDI DATA INTERNATIONAL INC
filed 1997-01-14
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


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

                    Issuer's telephone number: (516) 626-0360
--------------------------------------------------------------------------------
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

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

Number of shares outstanding of the issuer's common equity, as of January 13, 1997 (exclusive of securities convertible into common equity): 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the quarters ended November 30, 1996 and 1995 and for the years ended February 28, 1996 and 1995, the Company had no operations or income from operations.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the quarter ended November 30, 1996 the Company had a net loss of $469. For the nine months ended November 30, 1996, the Company had a net loss of $718.

During the second quarter of 1995 the Company had invested in marketable securities. The third quarter of 1995 resulted in a $1,985 realized gain and an unrealized loss of $4,502. For the nine months ended November 30, 1995 the Company had a $126,366 gain on the sale of securities and an unrealized loss of $6,755. The quarter ended November 30, 1995 had a net loss of $2,600 with net income for the nine months ended November 30, 1995 of $ 111,041.

In 1995, the Company invested in marketable securities which resulted in a realized gain for the year ended February 29, 1996 of $74,004. The Company had no investments in securities for the current year. For the year ended February 28, 1996, the Company had a net income of $2,665 versus a net loss of $29,192 for the fiscal year ended February 28, 1995.

In January 1994 the Company received a loan of $100,000 from Terry Brooks, a principal shareholder, which was repaid in July 1995 from the proceeds of the sale of marketable securities. The loan bore interest at ten percent per annum. In addition, Terry Brooks' IRA assumed a $25,000 loan from Marc Gold, the former president of the company. This loan bore the same interest rate and was also repaid in July 1995 from the proceeds of the sale of the marketable securities.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and for the nine months ended November 30, 1996 and 1995 the company had no operations or income from operations. During the quarter ended August 31, 1995 the Company invested in marketable securities and the proceeds were used to pay the shareholder loans in full. All securities were sold by the fiscal year end of February 1996, and the Company has not made any additional investments. In the previous fiscal year, February 29, 1995, the Company realized only interest income and gain on securities. The company had a net income for the fiscal year ended February 1996 of $2,665 and net loss for the fiscal year ended 1995 of $29,193. At November 30, 1996 and 1995 the Company has a shareholders' deficiency of $1,058,290 and $ 949,196. At the end of the fiscal year, February 1996 and 1995, the Company has a shareholders' deficiency of $1,057,572 and $1,060,235 respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No disagreements or changes occurred.

                                      MEDI-DATA INTERNATIONAL, INC.
                                             BALANCE SHEETS

                                                                            Unaudited
                                                                           November 30,     February 29,
                                                                              1996              1996
                                                                           -----------      -----------

                    ASSETS
CURRENT ASSETS
   Cash, including money market funds of $63 .........................     $       128      $       845
   Prepaid income taxes ..............................................             293             --
   Due from shareholder ..............................................           5,650            6,250
                                                                           -----------      -----------

         TOTAL ASSETS ................................................     $     6,071      $     7,095
                                                                           ===========      ===========





                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
   Due to shareholders ...............................................     $       400      $      --
   Accrued expenses and other current liabilities ....................          60,794           61,500
                                                                           -----------      -----------

         Total Current Liabilities ...................................          61,194           61,500
                                                                           -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
   Common stock, $.001 par value 50,000,000 shares authorized,
    9,213,051 issued and outstanding .................................           9,213            9,213
   Additional paid-in capital ........................................         993,954          993,954
   Accumulated Deficit ...............................................      (1,058,290)      (1,057,572)
                                                                           -----------      -----------
         Total Shareholders' Deficiency in Assets ....................         (55,123)         (54,405)
                                                                           -----------      -----------

         TOTAL LIABILITIES AND
           SHAREHOLDERS' DEFICIENCY IN ASSETS ........................     $     6,071      $     7,095
                                                                           ===========      ===========

                              MEDI-DATA INTERNATIONAL, INC.
                                STATEMENTS OF OPERATIONS



                                                           For The Three Months Ended
                                                                  November 30,
                                                          ----------------------------
                                                              1996             1995
                                                          -----------      -----------
Costs & Expenses:
  Selling, general and administrative, including
      interest expense of 252 in 1995 ...............     $       470      $       466
                                                          -----------      -----------

      Loss before other income and state income taxes            (470)            (466)
                                                          -----------      -----------

Other Income (Expenses):
  Interest and dividend income ......................               1              804
  Realized gain on sale of securities ...............            --              1,985
  Unrealized loss on securities .....................            --             (4,502)
                                                          -----------      -----------
  Total Other Income (Expense) ......................               1           (1,713)
                                                          -----------      -----------

      Income (Loss) before state income taxes .......            (469)          (2,179)

State income taxes ..................................            --                421
                                                          -----------      -----------
      Net Income (Loss) .............................            (469)          (2,600)

      Accumulated Deficit - beginning ...............      (1,057,821)        (946,596)
                                                          -----------      -----------

      Accumulated Deficit - end .....................     $(1,058,290)     $  (949,196)
                                                          ===========      ===========



Earnings per share .............................          $      0.00      $      0.00
                                                          ===========      ===========



Primary and Fully Diluted Shares ....................       9,212,551        9,212,551
                                                          ===========      ===========


                              MEDI-DATA INTERNATIONAL, INC.
                                STATEMENTS OF OPERATIONS



                                                            For the Nine Months Ended
                                                                  November 30,
                                                          ----------------------------
                                                               1996            1995
                                                          -----------      -----------
Costs & Expenses:
  Selling, general and administrative, including
      interest expense of 8,052 in 1995 .............     $       720      $     9,270
                                                          -----------      -----------

      Loss before other income and state income taxes            (720)          (9,270)
                                                          -----------      -----------

Other Income (Expenses):
  Interest and dividend income ......................               2            1,657
  Realized gain on sale of securities ...............            --            126,366
  Unrealized loss on securities .....................            --             (6,755)
                                                          -----------      -----------
  Total Other Income (Expense) ......................               2          121,268
                                                          -----------      -----------

      Income (Loss) before state income taxes .......            (718)         111,998

State income taxes ..................................            --                957
                                                          -----------      -----------

      Net Income (Loss) .............................            (718)         111,041

      Accumulated Deficit - beginning ...............      (1,057,572)      (1,060,237)
                                                          -----------      -----------

      Accumulated Deficit - end .....................     $(1,058,290)     $  (949,196)
                                                          ===========      ===========



Earnings per share .............................          $      0.00      $      0.01
                                                          ===========      ===========



Primary and Fully Diluted Shares ....................       9,212,551        9,212,551
                                                          ===========      ===========


                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENTS OF CASH FLOWS

                                                                      FOR THE NINE MONTHS
                                                                       ENDED NOVEMBER 30,
                                                                   -------------------------
                                                                       1996         1995
                                                                   ---------      ---------
Cash flows from operating activities

   Net Income (Loss) .........................................     $    (718)     $ 111,041
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities
   (Increase) Decrease In:
   Prepaid income taxes ......................................          (293)          --
   Other Assets ..............................................           600         (6,250)
   Marketable Securities .....................................            --        (46,413)
   Increase (decrease) in:
   Accrued expenses and other current liabilities ............          (706)       (12,267)
                                                                   ---------      ---------
   Net cash used in operating activities .....................        (1,117)        46,111

Cash flows from financing activities:
   Net proceeds from the issuance of common stock ............            --         25,000
   Advances (Repayments) of shareholders' loans ..............           400       (125,000)
                                                                   ---------      ---------
         Net cash used in financing activities ...............           400       (100,000)
                                                                   ---------      ---------


   Net increase (decrease) in cash and cash equivalents ......          (717)       (53,889)

   Cash and cash equivalents - beginning .....................           845         58,476
                                                                   ---------      ---------

   Cash and cash equivalents - end ...........................     $     128      $   4,587
                                                                   =========      =========




                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION

         The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of November 30, 1996 and 1995 and for the periods then ended. The financial statements should be read in conjunction with the audited financials and the related notes thereto included in the Company's 10-K for the year ended February 29, 1996, as previously filed with the Securities and Exchange Commission.

         PER SHARE DATA

         Loss per share is based on the weighted average number of shares of common stock outstanding during each period.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information as of January 13, 1997 with respect to the officers and directors of the Company:

                                     Year First Appointed
Name                        Age            Director              Office Held
----                        ---            --------              -----------
Terry Brooks                43              1994                 President

Gary Nadelman               45              1996                 Secretary

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


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the nine months ended November 30, 1991 and 1995 nor during the fiscal years ended February 28, 1996 and 1995.


Item  11. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth the beneficial ownership of the Company's common stock as of January 13,

1997 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in Item 9.

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

Dated:  January 13, 1997                           MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   ----------------
                                                       Terry Brooks, President