Form 10KSB
period 1997-02-28
MEDI DATA INTERNATIONAL INC
filed 1997-05-29
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended February 28, 1997

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

                    Issuer's telephone number: (516) 626-0360
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by Reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB [   ]

     Number of shares outstanding of the issuer's common equity, as of May 25, 1997 (exclusive of securities convertible into common equity): 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 1997 and 1996, the Company had no operations or income from operations.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the quarter ended February 28, 1997, the Company's only expense was to accrue the state minimum tax. For the year ended February 28, the Company had a net loss of $1,995 as compared to a net income of $2,665 for the year ended February 28, 1996. In 1995, the Company invested in marketable securities which resulted in a realized gain for the year ended February 29, 1996 of $74,004. The Company had no investments in securities for the current year.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and for the years ended February 28, 1997 and 1996 the company had no operations or income from operations. During the quarter ended August 31, 1995 the Company invested in marketable securities and the proceeds were used to pay the shareholder loans in full. All securities were sold by the fiscal year end of February 1996, and the Company has not made any additional investments. At February 28, 1997 and 1996 the Company has a shareholders' deficiency of $1,059,568 and $1,057,572 respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements or changes occurred.

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheets of Medi-Data International, Inc. as of February 28, 1997 and 1996 and and the related statements of operations, stockholders' equity and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 1997 and 1996 and the results of its operations and its cash flows for the years ended, in conformity with generally accepted accounting principles.




Capraro, Centofranchi, Kramer & Co., P.C.
South Huntington, New York
May  23, 1997

                                     MEDI-DATA INTERNATIONAL, INC.
                                            BALANCE SHEETS
                                             FEBRUARY 28,


                                                                             1997             1996
                                                                         -----------      -----------
                                     ASSETS

CURRENT ASSETS
         Cash, including money market funds of $63 .................     $       128      $       845
         Due from shareholder ......................................           5,650            6,250
                                                                         -----------      -----------

                  TOTAL ASSETS .....................................     $     5,778      $     7,095
                                                                         ===========      ===========


               LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
         Due to shareholders .......................................     $       400      $      --
         Accrued expenses and other current liabilities ............          61,778           61,500
                                                                         -----------      -----------

                  Total Current Liabilities ........................          62,178           61,500
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
         Common stock, $.001 par value 50,000,000 shares authorized,
          9,213,051 issued and outstanding .........................           9,213            9,213
         Additional paid-in capital ................................         993,954          993,954
         Accumulated Deficit .......................................      (1,059,567)      (1,057,572)
                                                                         -----------      -----------
                  Total Shareholders' Deficiency in Assets .........         (56,400)         (54,405)
                                                                         -----------      -----------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' DEFICIENCY IN ASSETS .............     $     5,778      $     7,095
                                                                         ===========      ===========




                            See accompanying notes to financial statements

                               MEDI-DATA INTERNATIONAL, INC.
                                 STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED FEBRUARY 28,



                                                                1997              1996
                                                             -----------      -----------
Costs & Expenses:
  Selling, general and administrative, including
         interest expense of $252 in 1995 ..............     $     1,623      $    71,747
                                                             -----------      -----------

         Loss before other income and state income taxes          (1,623)         (71,747)
                                                             -----------      -----------

Other Income (Expenses):
  Interest and dividend income .........................               2            1,365
  Realized gain on sale of securities ..................               0           74,004
                                                             -----------      -----------
           Total Other Income (Expense) ................               2           75,369
                                                             -----------      -----------

         Income (Loss) before state income taxes .......          (1,621)           3,622

State income taxes .....................................             374              957
                                                             -----------      -----------

         Net Income (Loss) .............................     $    (1,995)     $     2,665
                                                             ===========      ===========



Earnings per share .....................................     $    0.0001      $    0.0003
                                                             ===========      ===========



Primary and Fully Diluted Shares .......................       9,212,551        9,212,551
                                                             ===========      ===========







                      See accompanying notes to financial statements

                                          MEDI-DATA INTERNATIONAL, INC.
                                 STATEMENTS OF SHAREHOLDERS' DEFICIENCY IN ASSETS
                                  FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996



                                                                     Capital                           Total
                                          Common Shares             in excess     Accumulated      Shareholders'
                                      Shares         Amount       of par value      Deficit           Equity
                                  -----------     -----------     -----------     -----------      -----------


Balance February 28, 1995 ...       9,150,051     $     9,150     $   969,017     $(1,060,217)     $   (82,060)

Issuance of common stock ....          62,500              63          24,937            --             25,000

Net income for the year ended
         February 29, 1996 ..            --              --              --             2,655            2,655
                                  -----------     -----------     -----------     -----------      -----------

Balance February 29, 1996 ...       9,212,551           9,213         993,954      (1,057,572)         (54,405)

Net income for the year ended
         February 28, 1997 ..            --              --              --            (1,995)          (1,995)
                                  -----------     -----------     -----------     -----------      -----------

Balance February 28, 1997 ...       9,212,551     $     9,213     $   993,954     $(1,059,567)     $   (56,400)
                                  ===========     ===========     ===========     ===========      ===========





                                  See accompanying notes to financial statements

                                   MEDI-DATA INTERNATIONAL, INC.
                                     STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED FEBRUARY 28,


                                                                            1997           1996
                                                                         ---------      ---------
Cash flows from operating activities

         Net Income (Loss) .........................................     $  (1,995)     $   2,665
         Adjustments to reconcile net income to net cash provided by
           (used in) operating activities
         (Increase) Decrease In:
         Other Assets ..............................................           600
         Increase (decrease) in:
         Accrued expenses and other current liabilities ............           278         45,953
                                                                         ---------      ---------
         Net cash used in operating activities .....................        (1,117)        48,618

Cash flows from financing activities:
         Net proceeds from the issuance of common stock ............                       25,000
         Advances (Repayments) of shareholders' loans ..............           400       (131,250)
                                                                         ---------      ---------
         Net cash used in financing activities .....................           400       (106,250)
                                                                         ---------      ---------

         Net increase (decrease) in cash and cash equivalents ......          (717)       (57,632)

         Cash and cash equivalents - beginning .....................           845         58,477
                                                                         ---------      ---------

         Cash and cash equivalents - end ...........................     $     128      $     845
                                                                         =========      =========


                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and taxes was as follows:
                                                               1997         1996
                                                               ----       ------
                 Interest ..............................         --       27,751

                 Taxes .................................        404          957



                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996

         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  HISTORY

                  The Company was incorporated under the laws of the State of New York. The Company ceased all activity during the year ended February 28, 1989. The current shareholders acquired the company in January 1994 and September 1994 as a vehicle to purchase other companies, if and when such acquisitions became possible.

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

         2        RELATED PARTY TRANSACTIONS

                  Included in the statement of operations for the year ended February 29, 1996 is a $60,000 management fee paid to a company who is owned by the spouse of a majority shareholder of the Company.

         3        INCOME TAXES

                  Federal income taxes have been offset in full, as the Company has operating losses carryfowards for tax purposes. The Company's net operating losses have been substantially reduced in accordance with Internal Revenue Code 382. State income taxes are based upon capital-based minimum taxes.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the exchange act.

The following table sets forth information as of May 25, 1997 with respect to the officers and directors of the Company:

                                                      Year First Appointed
   Name                 Age         Director             Office Held
   ----                 ---         --------             -----------
Terry Brooks            44            1994                President
Gary Nadelman           45            1996                Secretary

The term of office of each of the above directors, pursuant to the By-laws of the Company, will continue until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified.


TERRY BROOKS is President and a director of the Company. Ms. Brooks has been President of the company since September 27, 1994 when Marc Gold resigned. Ms. Brooks has served as a director of the Company since January 24, 1994 when she became a principal shareholder of the Company. Ms. Brooks for more than the past five years has been principally engaged in management of her personal investments.


GARY NADELMAN is Secretary and a director of the Company. Mr. Nadelman has been the president of Synari Inc., of New York, NY, a privately held manufacturer of women's sportswear and other apparel, for more than five years.


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the years ended February 28, 1997 and 1996.

Item  11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's common stock as of May 25, 1997 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in Item 9.

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

                                      none

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.




Dated:  May 25, 1997                               MEDI DATA INTERNATIONAL, INC.

                                                   /s/Terry Brooks
                                                   --------------------
                                                   Terry Brooks, President