Form 10QSB
period 1997-08-31
MEDI DATA INTERNATIONAL INC
filed 1997-10-16
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended August 31, 1997

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


     Number of shares outstanding of the issuer's common equity, as of October 13, 1997 (exclusive of securities convertible into common equity): 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the quarters ended August 31, 1997 and 1996, the Company had no operations or income from operations.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the six months ended August 31, 1997, the Company had no activity. For the six months ended August 31, 1996 the Company had a loss of $249 as a result of a filing fee. For the year ended February 28, 1997 the Company had a net loss of $1,995 as compared to a net income of $2,665 for the year ended February 29, 1996.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and for the quarters ended August 31, 1997 and 1996 the company had no operations or income from operations. During the quarter ended August 31, 1995 the Company invested in marketable securities and the proceeds were used to pay the shareholder loans in full. All securities were sold by the fiscal year end of February 1996, and the Company has not made any additional investments. At August 31, 1997 and 1996 the Company has a shareholders' deficiency of $1,059,567 and $1,057,821 respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements or changes occurred.

                                     MEDI-DATA INTERNATIONAL, INC.
                                            BALANCE SHEETS

                                                                           Unaudited
                                                                           August 31      February 28
                                                                             1997             1997
                                                                         -----------      -----------

                  ASSETS
CURRENT ASSETS
         Cash, including money market funds of $63 .................     $        66      $       128
         Due from shareholder ......................................           5,650            5,650
                                                                         -----------      -----------

                  TOTAL ASSETS .....................................     $     5,716      $     5,778
                                                                         ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
         Due to shareholders .......................................     $       400      $       400
         Accrued expenses and other current liabilities ............          61,716           61,778
                                                                         -----------      -----------

                  Total Current Liabilities ........................          62,116           62,178
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
         Common stock, $.001 par value 50,000,000 shares authorized,
           9,213,051 issued and outstanding ........................           9,213            9,213
         Additional paid-in capital ................................         993,954          993,954
         Accumulated Deficit .......................................      (1,059,567)      (1,059,567)
                                                                         -----------      -----------
                  Total Shareholders' Deficiency in Assets .........         (56,400)         (56,400)
                                                                         -----------      -----------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' DEFICIENCY IN ASSETS .............     $     5,716      $     5,778
                                                                         ===========      ===========


                            See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                            FOR THE THREE MONTHS ENDED AUGUST 31,


                                                                    1997            1996
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $       250
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0             (250)
                                                                -----------      -----------

Other Income (Expenses):
         Interest and dividend income .....................               0                1
                                                                -----------      -----------
                  Total Other Income (Expense) ............               0                1

              Income (Loss) before state income taxes .....               0             (249)

              State income taxes ..........................               0                0
                                                                -----------      -----------

                  Net Income (Loss) .......................               0             (249)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,059,567)      (1,057,572)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,059,567)     $(1,057,821)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.000      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========



                        See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                             FOR THE SIX MONTHS ENDED AUGUST 31,


                                                                    1997            1996
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $       250
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0             (250)
                                                                -----------      -----------

Other Income (Expenses):
         Interest and dividend income .....................               0                1
                                                                -----------      -----------
                  Total Other Income (Expense) ............               0                1

              Income (Loss) before state income taxes .....               0             (249)

              State income taxes ..........................               0                0
                                                                -----------      -----------

                  Net Income (Loss) .......................               0             (249)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,059,567)      (1,057,572)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,059,567)     $(1,057,821)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.000      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========



                        See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 31,


                                                                 1997       1996
                                                                -----      -----
Cash flows from operating activities ......................         0       (250)
                                                                -----      -----
          Net Income (Loss)

          Adjustments to reconcile net income to net cash provided by (used in) operating activities

         (Increase) Decrease In:

         Prepaid Income Taxes .............................         0       (293)

         Other Assets......................................         0        600

         Increase (decrease) in:

         Accrued expenses and other current liabilities ...       (62)      (706)
                                                                -----      -----
              Net cash used in operating activities .......       (62)      (649)

              Net increase(decrease) in cash and equivalent       (62)      (649)

              Cash and cash equivalents - beginning .......       128        845
                                                                -----      -----

              Cash and cash equivalents - end .............     $  66      $ 196
                                                                =====      =====



                       SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and taxes was as follows:     1997        1996
                                                               ----        ----
                      Interest                                  -           -

                      Taxes                                    388         -0-


                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996



         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      BASIS OF PRESENTATION

                  The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of August 31,1997 and 1996 and for the periods then ended.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the exchange act.

The following table sets forth information as of October 13, 1997 with respect to the officers and directors of the Company:

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


TERRY BROOKS is President and a director of the Company. Ms. Brooks has been President of the company since September 27, 1994. Ms. Brooks has served as a director of the Company since January 24, 1994 when she became a principal shareholder of the Company. Ms. Brooks for more than the past five years has been principally engaged in management of her personal investments.


GARY NADELMAN is Secretary and a director of the Company. Mr. Nadelman has been the president of Synari Inc., of New York, NY, a privately held manufacturer of women's sportswear and other apparel, for more than five years.


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the six months ended August 31, 1997 and 1996, nor during the fiscal years ended February 28, 1997 and 1996.

Item  11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's common stock as of October 13, 1997 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in
Item 9.

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






Dated:  October 13, 1997                           MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   ----------------
                                                   Terry Brooks, President