Form 10QSB
period 1997-11-30
MEDI DATA INTERNATIONAL INC
filed 1998-01-14
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended November 30, 1997

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


     Number of shares outstanding of the issuer's common equity, as of January 13, 1998 (exclusive of securities convertible into common equity): 9,212,551

                                     MEDI-DATA INTERNATIONAL, INC.
                                            BALANCE SHEETS

                                                                           Unaudited
                                                                          November 30     February 28
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
                                                                         ===========      ===========


                            See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                            FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                                                    1997            1996
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $       470
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0             (470)
                                                                -----------      -----------

Other Income (Expenses):
         Interest and dividend income .....................               0                1
                                                                -----------      -----------
                  Total Other Income (Expense) ............               0                1

              Income (Loss) before state income taxes .....               0             (469)

              State income taxes ..........................               0                0
                                                                -----------      -----------

                  Net Income (Loss) .......................               0             (469)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,059,567)      (1,057,821)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,059,567)     $(1,058,290)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.000      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========



                        See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED NOVEMBER 30,


                                                                    1997            1996
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $       720
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0             (720)
                                                                -----------      -----------

Other Income (Expenses):
         Interest and dividend income .....................               0                2
                                                                -----------      -----------
                  Total Other Income (Expense) ............               0                2

              Income (Loss) before state income taxes .....               0             (718)

              State income taxes ..........................               0                0
                                                                -----------      -----------

                  Net Income (Loss) .......................               0             (718)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,059,567)      (1,057,572)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,059,567)     $(1,058,290)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.000      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========



                        See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED NOVEMBER 30,


                                                                 1997       1996
                                                                -----      -----
Cash flows from operating activities ......................         0       (718)
                                                                -----      -----
          Net Income (Loss)

          Adjustments to reconcile net income to net cash provided by (used in) operating activities

         (Increase) Decrease In:

         Prepaid Income Taxes .............................         0       (293)

         Other Assets......................................         0        600

         Increase (decrease) in:

         Accrued expenses and other current liabilities ...       (62)      (706)
                                                                -----      -----
              Net cash used in operating activities .......      (389)    (1,117)

              Cash flow from financing activities
                 Advances of shareholder loans.............       350        400

              Net increase(decrease) in cash and equivalent       (39)      (717)

              Cash and cash equivalents - beginning .......       128        845
                                                                -----      -----

              Cash and cash equivalents - end .............     $  89      $ 128
                                                                =====      =====



                       SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and taxes was as follows:     1997        1996
                                                               ----        ----
                      Interest                                  -           -

                      Taxes                                    388         -0-


                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996



         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      BASIS OF PRESENTATION

                  The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of November 30, 1997 and 1996 and for the periods then ended.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the nine months ended August 31, 1997, the Company had no activity. For the six months ended August 31, 1996 the Company had a loss of $249 as a result of a filing fee. For the year ended February 28, 1997 the Company had a net loss of $1,995 as compared to a net income of $2,665 for the year ended February 29, 1996.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and for the quarters ended November 30, 1997 and 1996 the company had no operations or income from operations. All securities were sold by the fiscal year end of February 1996, and the Company has not made any additional investments. At November 30, 1997 and 1996 the Company has a shareholders' deficiency of $1,059,567 and $1,057,821 respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






Dated:  January 13, 1998                           MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   ----------------
                                                   Terry Brooks, President