Form 10KSB
period 1998-02-28
MEDI DATA INTERNATIONAL INC
filed 1998-05-29
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended February 28, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from_______to________

                         Commission File No. 2-88678-NY

                          MEDI-DATA INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

     New York                                            11-2653474
(State or other                             (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



 Number of shares outstanding of the issuer's common equity, as of May 28, 1998
      (exclusive of securities convertible into common equity) : 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 1998 and 1997, the Company had no operations or income from operations.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the year ended February 28, 1998, the Company's only expense was to accrue the state minimum tax. For the year ended February 28, 1997, the Company's expenses were filing fees, professional fees and state taxes. For the year ended February 28, the Company had a net loss of $374 as compared to a net loss of $1,995 for the year ended February 28, 1997.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and therefore, for the years ended February 28, 1998 and 1997 the Company had no operations or income from operations. At February 28, 1998 and 1997 the Company had an accumulated deficit of $1,059,942 and $1,059,568, respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 11, 1998, the firm Paritz & Company P.A. was engaged as the Company's principal certifying accountant, replacing Capraro, Centofranchi, Kramer & Co., P.C. who resigned February 2, 1998.

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheet of Medi-Data International, Inc. as of February 28, 1998 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Paritz & Company, P.A.
Hackensack, New Jersey
May 28, 1998

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheet of Medi-Data International, Inc. as of February 28, 1997 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Capraro, Centofranchi, Kramer & Co., P.C.
South Huntington, New York
May 23, 1997

                          MEDI-DATA INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                  FEBRUARY 28,


                                                                             1998             1997
                                                                         -----------      -----------
                                    ASSETS

CURRENT ASSETS
         Cash, including money market funds of $ 0 and $66 in
            1998 and 1997, respectively ............................     $        89      $       128
         Due from shareholder ......................................           4,900            5,250
                                                                         -----------      -----------

                  TOTAL ASSETS .....................................     $     4,989      $     5,378
                                                                         ===========      ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
         Accrued expenses and other current liabilities ............     $    61,764      $    61,778
                                                                         -----------      -----------

                  Total Current Liabilities ........................          61,764           61,778
                                                                         -----------      -----------

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
         Common stock, $.001 par value 50,000,000 shares authorized,
          9,213,051 issued and outstanding .........................           9,213            9,213
         Additional paid-in capital ................................         993,954          993,954
         Accumulated Deficit .......................................      (1,059,942)      (1,059,568)
                                                                         -----------      -----------
                  Total Shareholders' Deficiency in Assets .........         (56,775)         (56,400)
                                                                         -----------      -----------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' DEFICIENCY IN ASSETS .............     $     4,989      $     5,378
                                                                         ===========      ===========

                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,



                                                                 1998             1997
                                                             -----------      -----------
Costs & Expenses:
  Selling, general and administrative, including
         interest expense of $ 0 in 1998 and 1997 ......     $         0      $     1,623
                                                             -----------      -----------

         Loss before other income and state income taxes               0           (1,623)
                                                             -----------      -----------

Other Income (Expenses):
  Interest and dividend income .........................               0                2
                                                             -----------      -----------
       Total Other Income (Expense) ....................               0                2
                                                             -----------      -----------

         Loss before state income taxes ................               0           (1,621)

State income taxes .....................................             374              374
                                                             -----------      -----------

         Net Loss ......................................     $      (374)     $    (1,995)
                                                             ===========      ===========



Loss per share .........................................     $    0.0001      $    0.0001
                                                             ===========      ===========

Primary and Fully Diluted Shares .......................       9,212,551        9,212,551
                                                             ===========      ===========



                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                STATEMENTS OF SHAREHOLDERS' DEFICIENCY IN ASSETS
                 FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997



                                                                                     Capital                              Total
                                                       Common Shares                in excess        Accumulated       Shareholders'
                                                  Shares            Amount         of par value        Deficit            Equity
                                               -----------       -----------       ------------      -----------        -----------
Balance February 29, 1996 ..............         9,212,551       $     9,213       $   993,954       $(1,057,573)       $   (54,405)

Net loss for the year ended
         February 28, 1997 .............              --                --                --              (1,995)            (1,995)
                                               -----------       -----------       -----------       -----------        -----------

Balance February 28, 1997 ..............         9,212,551             9,213           993,954        (1,059,568)           (56,400)

Net loss for the year ended
         February 28, 1998 .............              --                --                --                (374)              (374)
                                               -----------       -----------       -----------       -----------        -----------

Balance February 28, 1998 ..............         9,212,551       $     9,213       $   993,954       $(1,059,942)       $   (56,774)
                                               ===========       ===========       ===========       ===========        ===========



                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                           1998         1997
                                                                         -------      -------
Cash flows from operating activities:
         Net Loss ..................................................     $  (374)     $(1,995)
                                                                         -------      -------
         Adjustments to reconcile net loss to net cash provided used in operating activities:
            (Increase) Decrease In:
               Other Assets ........................................           0          600
            Increase (decrease) in:
               Accrued expenses and other current liabilities ......         (15)         278
                                                                         -------      -------
               Net cash used in operating activities ...............        (389)      (1,117)
                                                                         -------      -------

Cash flows from financing activities:
         Advances (Repayments) of shareholders' loans ..............         350          400
                                                                         -------      -------

                  Net cash used in financing activities ............         350          400
                                                                         -------      -------


         Net decrease in cash and cash equivalent ..................         (39)        (717)

         Cash and cash equivalents - beginning .....................         128          845
                                                                         -------      -------

         Cash and cash equivalents - end ...........................     $    89      $   128
                                                                         =======      =======

                       SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest and taxes was as follows:
                                                                           1998         1997
                                                                         -------      -------
                                            Interest ...............        --           --

                                            Taxes ..................         388          404


                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         HISTORY

         The Company was incorporated under the laws of the State of New York. The Company ceased all activity during the year ended February 28, 1989. The current shareholders acquired the stock of the Company in September 1994 as a vehicle to purchase other companies, if and when such acquisitions become possible.

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


2        INCOME TAXES

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

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the exchange act.

The following table sets forth information as of May 27, 1998 with respect to the officers and directors of the Company:

                                       Year First Appointed
    Name                   Age               Director               Office Held
    ----                   ---               --------               -----------

Terry Brooks                45                 1994                  President

Gary Nadelman               46                 1996                  Secretary

The term of office of each of the above directors, pursuant to the By-laws of the Company, will continue until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified.


TERRY BROOKS is President and a director of the Company. Mrs. Brooks has been President of the company since September 27, 1994. Mrs. Brooks has served as a director of the Company since January 24, 1994 when she became a principal shareholder of the Company. Mrs. Brooks for more than the past five years has been principally engaged in management of her personal investments.


GARY NADELMAN is Secretary and a director of the Company. Mr. Nadelman has been the president of Synari Inc., of New York, NY, a privately held manufacturer of women's sportswear and other apparel, for more than five years.


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the years ended February 28, 1998 and 1997.

Item  11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's common stock as of May 27, 1998 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in Item 9.

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

2 - Includes 3,000,000 shares held by Mrs. Brooks as custodian for her minor children.


Item 12.  Certain Relationship and Related Transactions.

                                      none

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  May 28, 1998                               MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   -----------------------------
                                                   Terry Brooks, President