Form 10QSB
period 1998-05-31
MEDI DATA INTERNATIONAL INC
filed 1998-07-15
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1998

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


     Number of shares outstanding of the issuer's common equity, as of July 15, 1998 (exclusive of securities convertible into common equity): 9,212,551

                                     MEDI-DATA INTERNATIONAL, INC.
                                            BALANCE SHEETS

                                                                           Unaudited
                                                                            May 31,      February 28
                                                                             1998             1998
                                                                         -----------      -----------

                  ASSETS
CURRENT ASSETS
         Cash, including money market funds of $63 .................     $         9     $         89
         Due from shareholder ......................................           5,650            5,650
                                                                         -----------      -----------

                  TOTAL ASSETS .....................................     $     5,659      $     5,739
                                                                         ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
         Due to shareholders .......................................     $     1,050      $       750
         Accrued expenses and other current liabilities ............          61,384           61,764
                                                                         -----------      -----------

                  Total Current Liabilities ........................          62,434           62,514
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
         Common stock, $.001 par value 50,000,000 shares authorized,
           9,213,051 issued and outstanding ........................           9,213            9,213
         Additional paid-in capital ................................         993,954          993,954
         Accumulated Deficit .......................................      (1,059,942)      (1,059,942)
                                                                         -----------      -----------
                  Total Shareholders' Deficiency in Assets .........         (56,775)         (56,775)
                                                                         -----------      -----------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' DEFICIENCY IN ASSETS .............     $     5,659      $     5,739
                                                                         ===========      ===========


                            See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                              FOR THE THREE MONTHS ENDED MAY 31,


                                                                    1998            1997
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $        0
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0               0
                                                                -----------      -----------

Other Income (Expenses):
         Interest and dividend income .....................               0               0
                                                                -----------      -----------
                  Total Other Income (Expense) ............               0               0

              Income (Loss) before state income taxes .....               0               0

              State income taxes ..........................               0               0
                                                                -----------      -----------

                  Net Income (Loss) .......................               0               0
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,059,942)      (1,059,567)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,059,942)     $(1,059,567)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.000      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========



                        See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MAY 31,


                                                                 1998       1997
                                                                -----      -----
Cash flows from operating activities ......................         0          0
                                                                -----      -----
          Net Income (Loss)

          Adjustments to reconcile net income to net cash provided by (used in) operating activities

           Increase (decrease) in:

         Accrued expenses and other current liabilities ...      (380)       (62)
                                                                -----      -----
              Net cash used in operating activities .......      (380)       (62)

              Cash flow from financing activities
                 Advances of shareholder loans.............       300          0

              Net increase(decrease) in cash and equivalent       (80)       (62)

              Cash and cash equivalents - beginning .......        89        128
                                                                -----      -----

              Cash and cash equivalents - end .............     $   9      $  66
                                                                =====      =====



                       SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and taxes was as follows:     1998        1997
                                                               ----        ----
                      Interest                                  -           -

                      Taxes                                    380         388


                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997



         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      BASIS OF PRESENTATION

                  The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of May 31, 1998 and 1997 and for the periods then ended.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended May 31, 1998 and 1997, the Company had no activity. For the year ended February 28, 1998 the Company had a net loss of $(374) as compared to a net loss of $1,995 for the year ended February 29, 1997.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and for the quarters ended May 31, 1998 and 1997 the company had no operations or income from operations. All securities were sold by the fiscal year end of February 1996, and the Company has not made any additional investments. At May 31, 1998 and 1997 the Company has a shareholders' deficiency of $1,059,942 and $1,059,567 respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






Dated:  July 15, 1998                              MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   ----------------
                                                   Terry Brooks, President