Form 10KSB
period 1999-02-28
MEDI DATA INTERNATIONAL INC
filed 1999-05-28
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended February 28, 1999

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



 Number of shares outstanding of the issuer's common equity, as of May 26, 1999
      (exclusive of securities convertible into common equity) : 9,212,551

                                     Part I


Item 1.  Business Development

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating, the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 1999 and 1998, the Company had no operations or income from operations.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the year ended February 28, 1999 and 1998 the Company had no activity. For the year ended February 28, 1999 the Company had a net loss of $180 as compared to net loss of $374 for the year ended February 28, 1998.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988, and therefore, for the years ended February 28, 1999 and 1998 the Company had no operations or income from operations. At February 28, 1999 and 1998 the Company had an accumulated deficit of $1,060,122 and $1,059,942, respectively.

Item 7. Financial Statements.

The Company's financial statements are set forth herein.

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheet of Medi-Data International, Inc. as of February 28, 1999 and 1998 the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 1999 and 1998 the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Paritz & Company, P.A.
Hackensack, New Jersey
May 26, 1999

                          MEDI-DATA INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                  FEBRUARY 28,


                                                                             1999             1998
                                                                         -----------      -----------
                                    ASSETS

CURRENT ASSETS
         Cash, including money market funds of $ 0 and $66 in
            1999 and 1998, respectively ............................     $         0      $        89
         Due from shareholder ......................................           4,600            5,650
                                                                         -----------      -----------

                  TOTAL ASSETS .....................................     $     4,600      $     5,739
                                                                         ===========      ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS


CURRENT LIABILITIES
         Due to Shareholder ........................................               0              750
         Accrued expenses and other current liabilities ............     $    61,555      $    61,764
                                                                         -----------      -----------

                  Total Current Liabilities ........................          61,555           62,514
                                                                         -----------      -----------

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS
         Common stock, $.001 par value 50,000,000 shares authorized,
          9,213,051 issued and outstanding .........................           9,213            9,213
         Additional paid-in capital ................................         993,954          993,954
         Accumulated Deficit .......................................      (1,060,122)      (1,059,942)
                                                                         -----------      -----------
                  Total Shareholders' Deficiency in Assets .........         (56,955)         (56,775)
                                                                         -----------      -----------

                  TOTAL LIABILITIES AND
                    SHAREHOLDERS' DEFICIENCY IN ASSETS .............     $     4,600      $     5,739
                                                                         ===========      ===========

                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,



                                                                 1999             1998
                                                             -----------      -----------
Costs & Expenses:
  Selling, general and administrative, including
         interest expense of $ 0 in 1999 and 1998 ......     $         0      $         0
                                                             -----------      -----------

         Loss before other income and state income taxes               0                0
                                                             -----------      -----------

Other Income (Expenses):
  Interest and dividend income .........................              (9)               0
                                                             -----------      -----------
       Total Other Income (Expense) ....................              (9)               0
                                                             -----------      -----------

         Loss before state income taxes ................               (9)               0

State income taxes .....................................             171              374
                                                             -----------      -----------

         Net Loss ......................................     $      (180)     $      (374)
                                                             ===========      ===========



Loss per share .........................................     $   (0.0001)     $   (0.0001)
                                                             ===========      ===========

Primary and Fully Diluted Shares .......................       9,212,551        9,212,551
                                                             ===========      ===========



                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                STATEMENTS OF SHAREHOLDERS' DEFICIENCY IN ASSETS
                 FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998



                                                                                     Capital                              Total
                                                       Common Shares                in excess        Accumulated       Shareholders'
                                                  Shares            Amount         of par value        Deficit            Equity
                                               -----------       -----------       ------------      -----------        -----------
Balance February 29, 1997 ..............         9,212,551       $     9,213       $    99,3954      $(1,059,568)       $   (54,401)

Net loss for the year ended
         February 28, 1998 .............              --                --                 --               (374)              (374)
                                               -----------       -----------       -----------       -----------        -----------

Balance February 28, 1998 ..............         9,212,551             9,213           993,954        (1,059,942)           (56,775)
                                               ===========       ===========       ===========       ===========        ===========

Net loss for the year ended
         February 28, 1999 .............              --                --                --               (180)               (180)
                                               -----------       -----------       -----------       -----------        -----------

Balance February 28, 1999 ..............         9,212,551       $     9,213       $    99,395       $(1,060,122)       $   (56,955)
                                               ===========       ===========       ===========       ===========        ===========


                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED FEBRUARY 28,


                                                                           1999         1998
                                                                         -------      -------
Cash flows from operating activities:
         Net Loss ..................................................     $  (180)     $  (374)
                                                                         -------      -------
         Adjustments to reconcile net loss to net cash provided used in operating activities:
            (Increase) Decrease In:
               Other Assets ........................................           0            0
            Increase (decrease) in:
               Accrued expenses and other current liabilities ......        (209)         (15)
                                                                         -------      -------
               Net cash used in operating activities ...............        (209)         (15)
                                                                         -------      -------

Cash flows from financing activities:
         Advances (Repayments) of shareholders' loans ..............         300          350
                                                                         -------      -------

                  Net cash used in financing activities ............         300          350
                                                                         -------      -------


         Net decrease in cash and cash equivalent ..................         (89)         (39)

         Cash and cash equivalents - beginning .....................          89          128
                                                                         -------      -------

         Cash and cash equivalents - end ...........................     $     0      $    89
                                                                         =======      =======

                       SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest and taxes was as follows:
                                                                           1999         1998
                                                                         -------      -------
                                            Interest ...............        --           --

                                            Taxes ..................         380          388


                See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998

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

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the exchange act.

The following table sets forth information as of May 27, 1999 with respect to the officers and directors of the Company:

                                       Year First Appointed
    Name                   Age               Director               Office Held
    ----                   ---               --------               -----------

Terry Brooks                46                 1994                  President

Gary Nadelman               47                 1996                  Secretary

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


Item 10.  Executive Compensation.


No officer or director of the Company received compensation as salary during the years ended February 28, 1999 and 1998.

Item  11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's common stock as of May 27, 1999 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding Common Stock, each of the Company's directors, and the executive officers listed in Item 9.

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

Dated:  May 28, 1999                               MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   -----------------------------
                                                   Terry Brooks, President