Form 10QSB
period 1999-08-31
MEDI DATA INTERNATIONAL INC
filed 1999-12-09
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1999

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


     Number of shares outstanding of the issuer's common equity, as of October 13, 1999 (exclusive of securities convertible into common equity): 9,212,551

                                     MEDI-DATA INTERNATIONAL, INC.
                                            BALANCE SHEETS

                                                                           Unaudited
                                                                           August 31,     February 28,
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
                                                                         ===========      ===========

                            See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED AUGUST 31, 1999


                                                                    1999            1998
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $         0      $        10
                                                                -----------      -----------
         Loss before other income and state income taxes ..               0              (10)
                                                                -----------      -----------


              State income taxes ..........................               0                0
                                                                -----------      -----------

                  Net Loss ................................               0              (10)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,060,152)      (1,059,942)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,060,152)     $(1,059,952)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.001      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========

                        See accompanying notes to financial statements

                                MEDI-DATA INTERNATIONAL, INC.
                              UNAUDITED STATEMENT OF OPERATIONS
                          FOR THE SIX MONTHS ENDED AUGUST 31, 1999


                                                                    1999            1998
                                                                -----------      -----------
  Costs & Expenses:
         Selling, general and administrative expenses .....     $        30      $       10
                                                                -----------      -----------
         Loss before other income and state income taxes ..             (30)            (10)
                                                                -----------      -----------


              State income taxes ..........................               0               0
                                                                -----------      -----------

                  Net Loss ................................             (30)             (10)
                                                                ===========      ===========

              Accumulated Deficit - beginning .............      (1,060,122)      (1,059,942)
                                                                -----------      -----------

              Accumulated Deficit- end ....................     $(1,060,152)     $(1,059,952)
                                                                ===========      ===========



              Earnings per share ..........................     $     0.001      $    0.0000
                                                                ===========      ===========


              Primary and Fully Diluted shares ............       9,212,551        9,212,551
                                                                ===========      ===========

                        See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1999


                                                                 1999       1998
                                                                -----      -----
Cash flows from operating activities ......................
                                                                -----      -----
          Net Loss                                                (30)        (9)

          Adjustments to reconcile net income to net cash provided by (used in) operating activities

           Increase (decrease) in:

         Accrued expenses and other current liabilities ...      (171)      (380)
                                                                -----      -----
              Net cash used in operating activities .......      (201)      (380)

              Cash flow from financing activities
                 Advances of shareholder loans.............         0        300

              Net increase(decrease) in cash and equivalent      (201)       (89)

              Cash and cash equivalents - beginning .......         0         89
                                                                -----      -----

              Cash and cash equivalents - end .............     $(201)     $   0
                                                                =====      =====

                       SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest and taxes was as follows:     1999        1998
                                                               ----        ----
                      Interest                                  -           -

                      Taxes                                    171         380

                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998


         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      BASIS OF PRESENTATION

                  The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of August 31, 1999 and 1998 and for the periods then ended.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the Six months ended August 31, 1999 and 1998, the Company had no activity. For the year ended February 28, 1999 the Company had a net loss of $(180) as compared to a net loss of $(374) for the year ended February 28, 1998.

Liquidity and Capital Resources

The Company ceased all previous operations in April 1988. At August 31, 1999 and 1998 the Company has a shareholders' deficiency of $1,060,152 and $1,059,952 respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.





Dated:  October 13, 1999                           MEDI DATA INTERNATIONAL, INC.


                                                   /S/ TERRY BROOKS
                                                   ----------------
                                                   Terry Brooks, President