Form 10QSB
period 2000-08-30
MEDI DATA INTERNATIONAL INC
filed 2000-10-16
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                      For the quarter ended August 30, 2000


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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Number of shares outstanding of the issuer's common equity, as of October 9, 2000 (exclusive of securities convertible into common equity) : 9,212,551

PART I   FINANCIAL STATEMENTS.



                          MEDI-DATA INTERNATIONAL, INC
                                  BALANCE SHEET


                                                         Unaudited
                                                      August 30, 2000          February 29, 2000
                                                      ---------------          -----------------

                                     ASSETS
                                     ------

CURRENT ASSETS

Due from shareholder                                       $ 4,600                   $ 4,600
                                                           -------                   -------

TOTAL ASSETS                                               $ 4,600                   $ 4,600
                                                           =======                   =======


               LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN ASSETS
               --------------------------------------------------

CURRENT LIABILITIES

Accrued expenses and other current liabilities             $61,685                   $61,685
                                                           -------                   -------

Total Current Liabilities                                   61,685                    61,685
                                                           -------                   -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY IN ASSETS

Common stock, $.001 par value 50,000,000  shares
   authorized, 9,213,051 issued and outstanding              9,213                     9,213
Additional paid-in capital                                 993,954                   993,954
Accumulated Deficit                                     (1,060,252)               (1,060,252)
                                                        ----------                ----------

Total Shareholders' Deficiency in Assets                   (57,085)                  (57,085)
                                                          --------                   -------

TOTAL LIABILITIES AND SHAREHOLDERS'
   DEFICIENCY IN ASSETS                                    $ 4,600                   $ 4,600
                                                           =======                   =======


                 See accompanying notes to financial statements


                          MEDI-DATA INTERNATIONAL, INC.
                        UNAUDITED STATEMENT OF OPERATIONS


                                   For the three months ended     For the six months ended
                                   --------------------------     ------------------------
                                           August,30,                    August 30,
                                       -------------------           -------------------
                                       2000           1999           2000           1999
                                       ----           ----           ----           ----
Costs & Expenses:

Selling, general and
administrative expenses            $         0    $         0    $         0    $        30
                                   -----------    -----------    -----------    -----------

Loss before other income and
state income taxes                          (0)            (0)            (0)           (30)
                                   -----------    -----------    -----------    -----------

Other Income (Expenses):

Interest and dividend income                 0             (0)             0             (0)
                                   -----------    -----------    -----------    -----------

Total Other Income (Expense)                 0             (0)             0             (0)
                                   -----------    -----------    -----------    -----------

Income (Loss) before state                  (0)            (0)            (0)           (30)
income taxes                       -----------    -----------    -----------    -----------

State income taxes                           0             (0)             0             (0)
                                   -----------    -----------    -----------    -----------

Net Income (Loss)                           (0)            (0)            (0)           (30)
                                   ===========    ===========    ===========    ===========

Accumulated Deficit - beginning     (1,060,252)    (1,060,152)    (1,060,252)    (1,060,122)
                                   -----------    -----------    -----------    -----------

Accumulated Deficit- end           $(1,060,252)   $(1,060,152)   $(1,060,252)   $(1,060,152)
                                   ===========    ===========    ===========    ===========

Earnings per share                 $     0.000    $    0.0000    $    0.0000    $    0.0000
                                   ===========    ===========    ===========    ===========

Primary and Fully Diluted shares     9,212,551      9,212,551      9,212,551      9,212,551
                                   ===========    ===========    ===========    ===========



                  See accompanying notes to financial statement



                          MEDI-DATA INTERNATIONAL, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED AUGUST 30,


                                                      2000            1999
                                                      ----            ----

Cash flows from operating activities

Net Loss                                              $ (0)          $ (30)
                                                      ----           -----

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Increase (decrease) in:

Accrued expenses and other current liabilities          (0)           (170)
                                                      ----           -----

Net cash used in operating activities                   (0)           (201)

Net increase(decrease) in cash and equivalent           (0)           (201)

Cash and cash equivalents - beginning                    0               0
                                                      ----           -----

Cash and cash equivalents - end                       $  0           $(201)
                                                      ====           =====


SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Cash paid for interest and taxes was as follows:      2000            1999
                                                      ----            ----

                                 Interest                -               -

                                 Taxes                $100            $171


                 See accompanying notes to financial statements

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 30, 2000 AND 1999

         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The Company is not actively engaged in any trade or business. The financial statements of the Company are presented on a condensed basis. In the opinion of management, the accompanying unaudited financial information contains all the necessary adjustments to fairly present the financial position of the Company as of August 30, 2000 and 1999 and for the periods then ended.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.


                                     PART II


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the six months ended August 30, 2000 and 1999 the Company had no activity. For the year ended February 29, 2000 the Company had a net loss of $130 as compared to a net loss of $180 for the year ended February 29, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company ceased all previous operations in April 1988, and for the six months ended August 30, 2000 and 1999 the company had no operations or income from operations. At August 30, 2000 and 1999 the Company has a shareholders' deficiency of $1,060,252 and $1,060,152 respectively.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  October 9, 2000                MEDI DATA INTERNATIONAL, INC.


                                       /s/ TERRY BROOKS
                                       ---------------------------
                                           Terry Brooks, President