Form 10KSB
period 2001-02-28
MEDI DATA INTERNATIONAL INC
filed 2001-05-15
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended February 28, 2001

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Number of shares outstanding of the issuer's common equity, as of April 20, 2001
       (exclusive of securities convertible into common equity): 9,212,551

                                     PART I

ITEM 1.  BUSINESS DEVELOPMENT

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 2001 and 2000, the Company had no operations nor any income from operations.

The Company is presently seeking to acquire an operating company either for cash, stock or a combination thereof. There is no present agreement or understandings with respect to such a neither acquisition nor can there be any assurance that the Company can make such an acquisition in the near future.

ITEM 2.  PROPERTIES
The Company does not lease or own any properties.

ITEM 3.  LEGAL PROCEEDINGS
To the Company's knowledge, there are no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
For the year ended February 28, 2001 and 2000, the Company has been inactive. For the year ended February 28, 2001 the Company had a net income of $444 as compared to a net loss of $130 for the year ended February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company ceased all previous operations in April 1988, and therefore, for the years ended February 28, 2001 and 2000 the company had no operations or income from operations. At February 28, 2001 and 2000 the Company had an accumulated deficit of $1,059,808 and $1,060,252 respectively.

ITEM 7.  FINANCIAL STATEMENTS
The Company's financial statements are set forth herein.

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheet of Medi-Data International, Inc. as of February 28, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 2001 and 2000 and the results of its operations and its cash flows for the years in the period ended, are in conformity with generally accepted accounting principles.




Paritz & Company, P.A.
Hackensack, New Jersey
April 24, 2001



                          MEDI-DATA INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  FEBRUARY 28,



                                                                                   2001                  2000
                                                                                   ----                  ----
                                     ASSETS

CURRENT ASSETS
       Cash                                                                  $      544            $        0
       Due from shareholder                                                       4,600                 4,600
                                                                             ----------            ----------

TOTAL ASSETS                                                                 $    5,144            $    4,600
                                                                             ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accrued expenses and other current liabilities                        $   61,785            $   61,685
                                                                             ----------            ----------

TOTAL CURRENT LIABILITIES                                                        61,785                61,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

       Common stock, $.001 par value 50,000,000 shares
          authorized, 9,213,051 issued and outstanding                            9,213                 9,213
       Additional paid-in capital                                               993,954               993,954
       Accumulated deficit                                                   (1,059,808)           (1,060,252)
                                                                             ----------            ----------

TOTAL SHAREHOLDERS' DEFICIT                                                     (56,641)              (57,085)
                                                                             ----------            ----------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $    5,144            $    4,600
                                                                             ==========            ==========



                 See accompanying notes to financial statements.


                          MEDI-DATA INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                     FOR THE FISCAL YEARS ENDED FEBRUARY 28,




                                                                                   2001                2000
                                                                                   ----                ----
Costs & Expenses:

Selling, general and administrative                                           $       0           $      30
                                                                              ---------           ---------

Loss before other income and state income taxes                                      (0)                (30)
                                                                              ---------           ---------

Other income (expenses):

Other income                                                                        544                  (0)
                                                                              ---------           ---------

Total other income (expense)                                                        544                  (0)
                                                                              ---------           ---------

Income (loss) before state income taxes                                             544                 (30)
                                                                              ---------           ---------

State income taxes                                                                  100                 100
                                                                              ---------           ---------

Net Income (loss)                                                             $     444           $    (130)
                                                                              =========           =========


Income (loss) per share                                                       $  0.0001           $  0.0001
                                                                              =========           =========

Basic and fully diluted shares                                                9,212,551           9,212,551
                                                                              =========           =========


                 See accompanying notes to financial statements.



                          MEDI-DATA INTERNATIONAL, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 2000




                                                                       CAPITAL                              TOTAL
                                            COMMON STOCK SHARES       IN EXCESS        ACCUMULATED      SHAREHOLDERS'
                                             SHARES      AMOUNT      OF PAR VALUE        DEFICIT            EQUITY
                                             ------      ------      ------------        -------            ------

 Balance February 28, 1999                 9,212,551     $9,213        $993,954        $(1,060,122)       $(56,955)

 Net loss for the year ended
          February 29, 2000                     -            -             -                  (130)           (130)

                                           ------------------------------------------------------------------------
 Balance February 29, 2000                 9,212,551     $9,213        $993,954        $(1,060,252)       $(57,085)


 Net income for the year ended
  February 28, 2001                             -            -             -                   444             444

                                           ------------------------------------------------------------------------
 Balance February 28, 2001                 9,212,551     $9,213        $993,954        $(1,059,808)       $(56,641)
                                           =========     ======        ========        ============       =========








                 See accompanying notes to financial statements.



                          MEDI-DATA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE FISCAL YEAR ENDED FEBRUARY 28,


                                                                                            2001              2000
                                                                                            ----              ----
Cash flows from operating activities:
       Net income (loss)                                                                $   444           $  (130)
                                                                                        -------           -------
       Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Increase (decrease) in:

       Other assets                                                                          (0)               (0)
                                                                                        -------           -------
       Increase (decrease) in:
       Accrued expenses and other current liabilities                                      (201)              130
                                                                                        -------           -------

                 Net cash provided by operating activities                                  243                (0)
                                                                                        -------           -------

Cash flows from financing activities:
       Advances of shareholders' loans                                                      301                (0)
                                                                                        -------           -------

                 Net cash provided by financing activities                                  301                (0)
                                                                                        -------           -------


       Net increase in cash and equivalent                                                  544                (0)
                                                                                        -------            ------

       Cash and cash equivalents - beginning                                                 (0)               (0)
                                                                                        -------           -------

       Cash and cash equivalents - end                                                  $   544           $    (0)
                                                                                        =======           =======




                       SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and taxes was as follows:                                    2001              2000
                                                                                           ----              ----

                                          Interest                                      $     0           $     0
                                                                                        -------           -------

                                          Taxes                                         $   100           $   171
                                                                                        -------           -------


                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 2000



         1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  HISTORY

                  The Company is incorporated under the laws of the State of New York. The Company ceased all activity during the year ended February 28, 1989. The current shareholders acquired the stock of the Company in September 1994 as a vehicle to purchase other companies, if and when such acquisitions become possible.


                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.


                  PER SHARE DATA

                  Loss per share is based on the weighted average number of shares of common stock outstanding during each period.


         2        INCOME TAXES

                  Federal income taxes have been offset in full, as the Company has operating losses carry forwards for tax purposes. The Company's net operating losses have been substantially reduced in accordance with the Internal Revenue Code 382. State income taxes are based upon capital-based minimum taxes.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information as of February 28, 2001, with respect to the officers and directors of the Company.



           NAME                  AGE       YEAR FIRST APPOINTED DIRECTOR           OFFICE HELD
  --------------------------- --------- ------------------------------------ --------------------------
         Terry Brooks            48                      1994                        President

  --------------------------- --------- ------------------------------------ --------------------------
       Dawn M. Schlegel          31                      2000                   Secretary/Treasurer

  --------------------------- --------- ------------------------------------ --------------------------


The term of office for each of the above mentioned directors is pursuant to the by-laws of the Company, it will continue until the next annual meeting of shareholders and until their respective successors are elected and qualified.


TERRY BROOKS is President and director of the Company. Mrs. Brooks has served as director since January 24, 1994 when she became a principal shareholder of the Company. Mrs. Brooks is principally engaged in the management of her personal investments for over five years.

DAWN M. SCHLEGEL is the Secretary and Treasurer of the Company since January 1, 2000. Mrs. Schlegel also serves as the Chief Financial Officer of a publicly traded Company for the past five years. Mrs. Schlegel became a certified public accountant in 1993. She worked for Israeloff, Trattner & Co. CPA's P.C., a certified public accounting firm for five years prior thereto.


ITEM 10.  EXECUTIVE COMPENSATION
No officer or director of the Company has received compensation as salary for the years ended February 28, 2001 and 2000.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 2000



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's common stock as of April 20, 2001 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding common stock. The Company's directors and officers are listed in Item 9.


   NAME OF INDIVIDUAL                                          % OF OUTSTANDING
   OR IDENTITY OF GROUP          NO. OF SHARES OWNED (1)          COMMON STOCK
   --------------------          -----------------------       ----------------

   Terry Brooks                       5,500,000 (2)                   60%
   Terry Brooks IRA                   2,500,000                       27%
   All officers and Directors         5,500,000 (2)                   60%

(1) Based on the information furnished by the beneficial owners. Except as otherwise indicated herein, each beneficial owner has sole voting power and sole investment power with respect to all shares owned.


(2) Includes 3,000,000 shares held by Mrs. Brooks as custodian for her minor children.




ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated:  April 20, 2001                        MEDI-DATA INTERNATIONAL, INC.

                                                   /s/TERRY BROOKS
                                                   Terry Brooks, President