Form 10KSB
period 2002-02-28
MEDI DATA INTERNATIONAL INC
filed 2002-05-16
CIK 737298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended February 28, 2002

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Number of shares outstanding of the issuer's common equity, as of May 15, 2002
       (exclusive of securities convertible into common equity): 9,212,551

                                     PART I

ITEM 1.  BUSINESS DEVELOPMENT

In April 1988, Medi-Data International, Inc. (the "Company") ceased all operations. When it was operating the Company had devoted its business to developing a program to monitor the interaction and misuse of prescription drugs, over-the-counter medication and food supplements. For the years ended February 28, 2002 and 2001, the Company had no operations nor any income from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
For the year ended February 28, 2002 and 2001, the Company has been inactive. For the year ended February 28, 2002 the Company had as a net loss of $100 compared to a net income of $444 for the year ended February 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company ceased all previous operations in April 1988, and therefore, for the years ended February 28, 2002 and 2001 the company had no operations or income from operations. At February 28, 2002 and 2001 the Company had an accumulated deficit of $1,059,908 and $1,059,808 respectively.

ITEM 7.  FINANCIAL STATEMENTS
The Company's financial statements are set forth herein.

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Medi-Data International, Inc.

We have audited the accompanying balance sheet of Medi-Data International, Inc. as of February 28, 2002 and 2001, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Medi-Data International, Inc. as of February 28, 2002 and 2001 and the results of its operations and its cash flows for the years in the period ended, are in conformity with generally accepted accounting principles.




Paritz & Company, P.A.
Hackensack, New Jersey
April 23, 2002



                          MEDI-DATA INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  FEBRUARY 28,



                                                                                   2002                  2001
                                                                                   ----                  ----
                                     ASSETS

CURRENT ASSETS
       Cash                                                                  $      444            $      544
       Due from shareholder                                                       4,600                 4,600
                                                                             ----------            ----------

TOTAL ASSETS                                                                 $    5,044            $    5,144
                                                                             ==========            ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accrued expenses and other current liabilities                        $   61,785            $   61,785
                                                                             ----------            ----------

TOTAL CURRENT LIABILITIES                                                        61,785                61,785

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

       Common stock, $.001 par value 50,000,000 shares
          authorized, 9,213,051 issued and outstanding                            9,213                 9,213
       Additional paid-in capital                                               993,954               993,954
       Accumulated deficit                                                   (1,059,908)           (1,059,808)
                                                                             ----------            ----------

TOTAL SHAREHOLDERS' DEFICIT                                                     (56,741)              (56,641)
                                                                             ----------            ----------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $    5,044            $    5,144
                                                                             ==========            ==========



                 See accompanying notes to financial statements.


                          MEDI-DATA INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                     FOR THE FISCAL YEARS ENDED FEBRUARY 28,




                                                                                   2002                2001
                                                                                   ----                ----
Costs & Expenses:

Selling, general and administrative                                           $       0           $       0
                                                                              ---------           ---------

Loss before other income and state income taxes                                      (0)                  0
                                                                              ---------           ---------

Other income (expenses):

Other income                                                                        (0)                 544
                                                                              ---------           ---------

Total other income (expense)                                                        (0)                 544
                                                                              ---------           ---------

Income (loss) before state income taxes                                             (0)                 544
                                                                              ---------           ---------

State income taxes                                                                  100                 100
                                                                              ---------           ---------

Net Income (loss)                                                             $    (100)          $     444
                                                                              =========           =========


Income (loss) per share                                                       $  0.0001           $  0.0001
                                                                              =========           =========

Basic and fully diluted shares                                                9,212,551           9,212,551
                                                                              =========           =========


                 See accompanying notes to financial statements.



                          MEDI-DATA INTERNATIONAL, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
              FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2002 AND 2001




                                                                       CAPITAL                              TOTAL
                                            COMMON STOCK SHARES       IN EXCESS        ACCUMULATED      SHAREHOLDERS'
                                             SHARES      AMOUNT      OF PAR VALUE        DEFICIT            EQUITY
                                             ------      ------      ------------        -------            ------

 Balance February 28, 2000                 9,212,551     $9,213        $993,954        $(1,060,252)       $(57,085)

 Net loss for the year ended
          February 28, 2001                     -            -             -                   444             444

                                           ------------------------------------------------------------------------
 Balance February 28, 2001                 9,212,551     $9,213        $993,954        $(1,059,808)       $(56,641)


 Net income for the year ended
  February 28, 2002                             -            -             -                  (100)           (100)

                                           ------------------------------------------------------------------------
 Balance February 28, 2002                 9,212,551     $9,213        $993,954        $(1,059,908)       $(56,741)
                                           =========     ======        ========        ============       =========








                 See accompanying notes to financial statements.



                          MEDI-DATA INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE FISCAL YEAR ENDED FEBRUARY 28,


                                                                                            2002             2001
                                                                                            ----              ----
Cash flows from operating activities:
       Net income (loss)                                                                $  (100)          $   444
                                                                                        -------           -------
       Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities: Increase (decrease) in:

       Other assets                                                                          (0)               (0)
                                                                                        -------           -------
       Increase (decrease) in:
       Accrued expenses and other current liabilities                                        (0)             (201)
                                                                                        -------           -------

                 Net cash provided (used) by operating activities                          (100)              243
                                                                                        -------           -------

Cash flows from financing activities:
       Advances of shareholders' loans                                                       (0)              301
                                                                                        -------           -------

                 Net cash provided by financing activities                                   (0)              301
                                                                                        -------           -------


       Net increase (decrease) in cash and equivalent                                      (100)              544
                                                                                        -------            ------

       Cash and cash equivalents - beginning                                                544               (0)
                                                                                        -------           -------

       Cash and cash equivalents - end                                                  $   444           $   544
                                                                                        =======           =======




                       SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and taxes was as follows:                                    2002              2001
                                                                                           ----              ----

                                          Interest                                      $     0           $     0
                                                                                        -------           -------

                                          Taxes                                         $   100           $   100
                                                                                        -------           -------


                 See accompanying notes to financial statements.

                          MEDI-DATA INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2002 AND 2001



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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information as of May 10,2002, with respect to the officers and directors of the Company.



           NAME                  AGE       YEAR FIRST APPOINTED DIRECTOR           OFFICE HELD
  --------------------------- --------- ------------------------------------ --------------------------
       Terry Brooks              48                      1994                        President

  --------------------------- --------- ------------------------------------ --------------------------
       Dawn M. Schlegel          32                      2000                   Secretary/Treasurer

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


ITEM 10.  EXECUTIVE COMPENSATION
No officer or director of the Company has received compensation as salary for the years ended February 28, 2002 and 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's common stock as of May l0, 2002 for each person known by the Company to beneficially own more than five percent of the shares of the outstanding common stock. The Company's directors and officers are listed in Item 9.


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

Dated:  May 15, 2002                        MEDI-DATA INTERNATIONAL, INC.

                                                   /s/TERRY BROOKS
                                                   -----------------------
                                                   Terry Brooks, President